Form 10-K
period 2005-12-31
STRUCTURED ADJUSTABLE RATE MORTGAGE LOAN TRUST SERIES 2005-17
filed 2006-03-30
CIK 1334799

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120575-47

        Structured Asset Securities Corporation

     (Exact name of registrant as specified in its charter)


    Delaware                                           74-2440850
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



   745 Seventh Avenue, 7th Floor
   New York, NY                               10019
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 526-7000

      STRUCTURED ADJUSTABLE RATE MORTGAGE LOAN TRUST
    Mortgage Pass-Through Certificates, Series 2005-17
  (Exact name of registrant as specified in its charter)

   Lehman Brothers Holdings Inc.
  (Exact name of sponsor as specified in its charter)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Trust Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 32.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Bank of America, N.A., as Servicer <F1>
      b) Colonial Savings, F.A., as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      e) Aurora Loan Services LLC, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Bank of America, N.A., as Servicer <F1>
      b) Colonial Savings, F.A., as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      e) Aurora Loan Services LLC, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Aurora Loan Services LLC, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Structured Asset Securities Corporation
    (Registrant)


  Signed: Aurora Loan Services LLC as Master Servicer

  By:     E. Todd Whittemore, Executive Vice President

  By: /s/ E. Todd Whittemore, Executive Vice President

  Dated: March 30, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, E. Todd Whittemore, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Adjustable Rate Mortgage Loan Trust Mortgage
     Pass-Through Certificates, Series 2005-17 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America, N.A. as Servicer, Colonial Savings, F.A. as
     Servicer, Countrywide Home Loans Servicing LP as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, Wells Fargo Bank, N.A. as Trustee.

     Date: March 30, 2006

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title


  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholder of Bank of America, N.A.:


We have examined management's assertion concerning the mortgage division of Bank of America, N.A.'s (the "Company"), compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining on a test basis evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 17, 2006


(page)


Exhibit 1


(logo) Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 17, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Floyd. S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.


/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.


/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.


/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.


/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



(logo) USA
2000-2004
US Olymipic Teams




  EX-99.1 (b)
(logo)PFSJ
PAYNE FALKNER SMITH & JONES, P.C.
Certified Public Accountants




Report of Independent Auditors on Compliance with Requirements of the Uniform Single Attestation Program for Mortgage Bankers




Board of Directors and Stockholder
of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2005, included in the accompanying management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2005, is fairly stated, in all material respects.


/s/ Payne Falkner Smith & Jones, P.C.

November 28, 2005





10711 Preston Road * Suite 110 * Dallas, TX 75230 * 972 / 404-1226 *
Fax 214 / 363-9980





  EX-99.1 (c)
(logo)KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Telephone 213 972 4000
Fax       213 622 1217
Internet  www.us.kpmg.com




Independent Accountants' Report


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


March 3, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (d)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about GreenPoint Mortgage Funding, Inc.'s compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.


Our examination disclosed the following material noncompliance with minimum servicing standards over custodial bank accounts as of and for the year ended December 31, 2005. Certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification.


In our opinion, except for the material noncompliance described in the third paragraph, GreenPoint Mortgage Funding, Inc. complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005.


/s/ KPMG LLP

February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (e)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 3300
  370 17th Street
  Denver, Colorado 80202-5663

* Phone: (720) 931-4000
  Fax:   (720) 931-4444
  www.ey.com

Report on Management's Assertion on
Compliance With the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Registered Public Accounting Firm

Member
Aurora Loan Services LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services LLC (the Company) complied with the servicing standards identified in Exhibit A (the specified minimum servicing standards) to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended November 30, 2005. Management is responsible for the Company's compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2005, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 17, 2006


A Member Practice of Ernst & Young Global

(page)


AURORA LOAN SERVICES
A Lehman Brothers Company

Exhibit A

Specified Minimum Servicing Standards


I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


10350 Park Meadows Drive, Littleton, CO. 80124


(page)


AURORA LOAN SERVICES
A Lehman Brothers Company

Exhibit A

Specified Minimum Servicing Standards (continued)


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


10350 Park Meadows Drive, Littleton, CO. 80124


(page)


AURORA LOAN SERVICES
A Lehman Brothers Company

Exhibit A

Specified Minimum Servicing Standards (continued)


VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


10350 Park Meadows Drive, Littleton, CO. 80124







  EX-99.2 (a)
Exhibit 1


(logo) Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 17, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Floyd. S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.


/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.


/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.


/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.


/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



(logo) USA
2000-2004
US Olymipic Teams





  EX-99.2 (b)
(logo) COLONIAL
       SAVINGS


Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards




November 28, 2005



As of and for the year ended September 30, 2005, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $11,000,000.



/s/ Jim E. DuBose
Jim E. Dubose
President, Chief Executive Officer



/s/ Ben Dempsey
Ben Dempsey
Executive Vice President





2626A WEST FREEWAY, FORT WORTH, TEXAS 76102 OFFICE: 817-390-3000 www.colonialsavings.com





  EX-99.2 (c)
(logo) Countrywide
       HOME LOANS


2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000

Management Assertion



March 3, 2005

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage bankers' (fidelity) bond in the amount of $200 million and an errors and omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Bailey
Steve Bailey
Senior Managing Director and
Chief Executive Officer, Loan Administration



/s/ Kevin Meyers
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration





  EX-99.2 (d)
100 Wood Hollow Drive
Novato, Ca 94945
(800) 462-2700


(logo) GreenPoint Mortgage


Management's Assertion


February 21, 2006

As of and for the year ended and December 31, 2005, GreenPoint Mortgage Funding, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers, except as follows:

  * During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding, Inc. had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000, and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.


Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer


/s/ Steve Abreu
Steve Abreu
Chief Executive Officer

/s/ Dave Petrini
Dave Petrini
Chief Financial Officer

/s/ Becky Poisson
Becky Poisson
Executive Vice President of Technology and Servicing





  EX-99.2 (e)
(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


February 17, 2006


Ernst & Young LLP
Suite 3300
370 17th Street
Denver, CO 80202

In connection with your compliance attestation engagement relating to our assertion about Aurora Loan Services LLC's (the "Company") compliance with the servicing standards (the "specified minimum servicing standards") set forth in Exhibit A to the Report of Management (as attached) and based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 2005, we recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to form an opinion on whether our assertion about the Company's compliance with the specified minimum servicing standards is fairly stated in all material respects. Accordingly, we make the following representations with respect to our compliance with the specified minimum servicing standards during the year ended November 30, 2005, which are true to the best of our knowledge and belief.

We recognize that, as members of management of the Company, we are responsible for determining (identifying) the specified minimum servicing standards and ensuring their sufficiency and adequacy based on our servicing requirements specified in the underlying servicing agreements. We concluded and confirmed the specified minimum servicing standards are sufficient and adequate to satisfy the applicable requirements under our servicing agreements.

We acknowledge that, as members of management of the Company, we are responsible for complying with the specified minimum servicing standards. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards referred to above as of November 30, 2005 and for the year then ended. Based on this evaluation, the Company has complied with the specified minimum servicing standards as set forth in the USAP during the year ended November 30, 2005.

We accept responsibility for our assertion (management's report) regarding the Company's compliance with the specified minimimum servicing standards. We did not


10350 Park Meadows Drive, Littleton, CO. 80124


(page)


base our assertion solely or primarily on your procedures in connection with this examination or any other engagement.

There has been no known noncompliance with specified minimum servicing standards for the year ended November 30, 2005 and through the date of this letter.

As of and for the same year ended November 30, 2005, the Company had in effect a fidelity bond policy and an errors and omissions policy in the amounts of $110 million and $150 million, respectively.

We have made available to you all documentation related to compliance with the specified minimum servicing standards.

There has been no fraud involving management or employees who have significant roles in internal control over compliance with the specified minimum servicing standards. There has been no fraud involving other employees that could have a material effect on compliance with the specified minimum servicing standards.

There have been no written or oral notices or communications from regulatory agencies, Securities and Exchange Commission, investors, securitization trustees, sub-servicers, rating agencies, internal auditors, or other internal or external parties concerning possible noncompliance with the specified minimum servicing standards during the year ended November 30, 2005 and through the date of this letter.

There were no legal contingencies or pending or threatened litigation related to our servicing activities concerning possible noncompliance with the specified minimum servicing standards during the year ended November 30, 2005 and through the date of this letter. There were no events of servicer default, noncompliance with servicer covenants under our servicing agreements, or other adverse events with respect to our servicing duties and responsibilities during the year ended December 31, 2005 and through the date of this letter.

Management is responsible for ensuring our periodic servicer reports, including those filed in public filings (e.g., Form 8-K) of the securitization trusts, satisfy the applicable requirements in our servicing agreements and regulatory acts, and such requirements were met during the year ended November 30, 2005 and through the date of this letter.

We also acknowledge that we are responsible for the fair presentation of information in the annual reports on Form 10-K, if required, for the year ended December 31, 2005 for which we are responsible as a servicer. We recognize you have not been engaged to audit, review or perform any procedures on any information in these annual reports on Form 10-K.

Whenever your attestation report and the accompanying management's assertion regarding compliance with the specified minimum servicing standards are planned to be


(page)


included in a public document (such as a document filed with the Securities and Exchange Commission), we will provide to you each such document, prior to its finalization and filing, for your review and obtain your authorization to include your report in the public document.

No events or transactions have occurred since November 30, 2005 or are pending that would have an effect on our compliance with the specified minimum servicing standards at that date or for the year then ended.

We understand that your examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and was, therefore, designed primarily for the purpose of expressing an opinion on whether our assertion is fairly stated in all material respects, based on the specified minimum servicing standards, and that your procedures were limited to those that you considered necessary for that purpose.


Very truly yours,

/s/ Rick Skogg
Rick Skogg
Co-Chief Operating Officer

/s/ Roy Browning
Roy Browning
Chief Financial Officer

/s/ William Napier
William Napier
Controller

(page)


AURORA LOAN SERVICES
A Lehman Brothers Company

Exhibit A

Specified Minimum Servicing Standards


I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


10350 Park Meadows Drive, Littleton, CO. 80124


(page)


AURORA LOAN SERVICES
A Lehman Brothers Company

Exhibit A

Specified Minimum Servicing Standards (continued)


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


10350 Park Meadows Drive, Littleton, CO. 80124


(page)


AURORA LOAN SERVICES
A Lehman Brothers Company

Exhibit A

Specified Minimum Servicing Standards (continued)


VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


10350 Park Meadows Drive, Littleton, CO. 80124







  EX-99.3
(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


Via UPS

February 23, 2006

Carla Shedrick
Corporate Trust Services
Wells Fargo Bank Minnesota, N.A.
9062 Old Anapolis Road
Columbia, MD 21045


RE: SARM 2005-17
    Annual Officer's Certificate as to Compliance

Dear Ms. Shedrick:

The undersigned Officer certifies the following for the period ending on December 31, 2005:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:

/s/ R. Peter Karr
R. Peter Karr
Senior Vice President
Master Servicing Division


(logo)
EQUAL HOUSING LENDER





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A1                           1,159,644.08          3,899,576.45                 0.00              46,389,423.54
   1-A2                              94,382.93            317,384.84                 0.00               3,775,615.16
   2-A1                           3,314,936.26         10,785,517.25                 0.00             136,321,482.74
   2-A2                             110,485.10            359,475.69                 0.00               4,543,524.30
   3-A1                           8,256,544.29         42,004,891.81                 0.00             328,438,108.19
   3-A2                           1,463,182.25          7,443,890.51                 0.00              58,204,109.47
   4-A1                           2,235,403.55          5,175,627.44                 0.00              94,824,372.56
   4-A2                           2,844,540.51         12,943,778.42                 0.00             125,041,221.59
   4-A3                           1,852,862.70                  0.00                 0.00              86,347,000.00
   4-A4                             552,745.20                  0.00                 0.00              25,759,000.00
   4-A5                             574,364.59          1,329,825.71                 0.00              24,364,174.29
   4-AX                             340,393.59                  0.00                 0.00              14,306,069.11
   5-A1                           1,959,128.70         10,175,509.11                 0.00              84,848,490.88
   5-A2                             639,840.54          4,144,027.07                 0.00              34,554,972.94
   5-A3                             232,123.93          1,051,025.24                 0.00               8,763,974.76
   5-AX                             563,568.51                  0.00                 0.00              34,554,972.94
   B1-I                             355,087.86             12,107.77                 0.00              15,184,892.23
   B1-II                            265,329.94              8,311.09                 0.00              11,364,688.91
   B2-I                             306,674.23             10,456.96                 0.00              13,114,543.03
   B2-II                            271,815.64              8,514.25                 0.00              11,642,485.75
   B3-I                             161,386.57              5,502.95                 0.00               6,901,497.05
   B3-II                             97,075.35              3,040.74                 0.00               4,157,959.25
   B4-I                              96,803.91              3,300.81                 0.00               4,139,699.18
   B4-II                             64,693.58              2,026.44                 0.00               2,770,973.56
   B5-I                              32,221.24              1,098.67                 0.00               1,377,901.32
   B5-II                             25,849.43                809.69                 0.00               1,107,190.30
   B6-I                              56,474.79              1,925.67                 0.00               2,415,074.32
   B6-II                             32,335.13              1,012.86                 0.00               1,384,987.15
   B7-1                              72,620.46              2,476.21                 0.00               3,105,523.79
   B7-II                             45,283.17              1,418.43                 0.00               1,939,581.57
   B8-I                              48,686.50              1,660.12                30.00               2,081,987.51
   B8-II                             26,053.64                816.09                 0.00               1,115,936.76
   R                                      1.57                100.00                 0.00                       0.00
   P-I                               44,229.18                  0.00                 0.00                       0.00
   P-II                              13,234.67                  0.00                 0.00                       0.00